Form 10QSB
period 1996-06-30
MERIT HOLDING CORP
filed 1996-08-08
CIK 930807

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


           For the Quarterly Period Ended      Commission File Number
                   JUNE 30, 1996                      0-25938


                           MERIT HOLDING CORPORATION
   ---------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

     GEORGIA                                                      58-1934011
    --------------------------------------------------------------------------

(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                              Identification No.)

          5100 LAVISTA ROAD, P.O. BOX 49, TUCKER, GEORGIA 30085-0049
    --------------------------------------------------------------------------
              (Address of principal executive offices)  (Zip Code)

Issuer's telephone number, including area code:                 770-491-8808

                               Not Applicable
  ----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES  X                     NO
          ------                     --

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $2.50 Par Value                               3,702,492
- -----------------------------                   --------------------------------
    Class                                       Outstanding as of August 8, 1996

Transitional Small Business Disclosure Format (check one):

          YES                        NO X
          ---                        ----

                     Part I         FINANCIAL INFORMATION

Item 1.  Financial Statements


                           MERIT HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION
                                  (Unaudited)

                                                                                   June 30,             December 31,
                                                                                     1996                   1995
                                                                               ---------------        ---------------
                    ASSETS
Cash and due from banks                                                        $    14,959,502        $    15,214,844
Federal funds sold and other short-term investments                                 11,901,174             11,538,083
Interest bearing deposits with other
  financial institutions                                                               203,750                203,750
Investment securities, at cost (market
  value of $1,706,276 and $1,753,150 respectively)                                   1,839,397              1,838,216
Mortgage-backed securities available for sale                                        7,987,700              8,982,079
Securities available for sale (Note 4)                                              28,902,098             28,007,845
Federal Reserve Bank stock                                                             299,850                299,850
Federal Home Loan Bank stock                                                           742,200                695,300
Loans, less allowance for loan losses
  of $2,847,010 and $2,543,408 (Notes 2 and 3)                                     141,095,721            130,674,294
Real estate owned                                                                      444,389                718,673
Premises and equipment, net                                                          4,771,382              4,650,485
Accrued interest receivable and other assets                                         3,356,891              2,426,786
                                                                               ---------------        ---------------
      Total assets                                                             $   216,504,054        $   205,250,205
                                                                               ===============        ===============
     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Demand                                                                       $    48,651,439        $    51,959,459
  Checking with interest                                                            25,035,388             26,984,809
  Money-market accounts                                                             31,713,803             28,435,375
  Savings                                                                            3,706,074              3,809,717
  Time, $100,000 and over                                                           22,144,432             18,567,497
  Other time                                                                        50,564,022             43,306,680
                                                                               ---------------        ---------------
                                                                                   181,815,158            173,063,537


Short-term borrowings                                                                5,938,764              4,497,555
Long-term debt                                                                       2,418,830              2,483,716
Accrued interest payable and other liabilities                                       1,678,551              1,893,880
                                                                               ---------------        ---------------
      Total liabilities                                                            191,851,303            181,938,688
                                                                               ---------------        ---------------
Stockholders' equity
  Common stock, $2.50 par value; 10,000,000 shares
    authorized; 3,697,492 and 3,807,815 shares issued and
    3,697,492 and 3,665,055 outstanding, respectively                                9,243,730              9,519,537
  Paid-in capital                                                                    8,045,646              8,302,438
  Retained earnings                                                                  7,646,842              5,958,990
  Unrealized (losses) gains on securities available for sale, net of tax              (283,467)               271,032
  Treasury stock, at cost: 0 and 142,760 shares respectively                                 0               (740,480)
                                                                               ---------------        ---------------
      Total stockholders' equity                                                    24,652,751             23,311,517
                                                                               ---------------        ---------------
      Total liabilities and stockholders'
         equity                                                                $   216,504,054        $   205,250,205
                                                                               ===============        ===============




                (See notes to consolidated financial statements)

                          MERIT HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)



                                               For the three month period ended             For the six month period ended
                                                             June 30,                                    June 30,
                                                  1996                   1995                   1996                   1995
                                             -------------        ---------------        ---------------        ---------------
Interest and dividend income:
  Interest and fees on loans                 $   3,445,348        $     3,305,574        $     6,779,730        $     6,423,451
  Interest on securities                           619,976                483,085              1,236,336                974,462
  Interest on federal funds sold
    and other short-term investments               142,867                218,799                224,473                326,148
  Interest on time deposits with other
    financial institutions                           2,987                 11,131                  5,974                 20,336
  Dividends on Federal Reserve Bank stock            4,497                  4,497                  8,995                  8,995
  Dividends on Federal Home Loan Bank stock         13,471                 13,226                 26,019                 24,662
                                             -------------        ---------------        ---------------        ---------------

      Total interest and dividend income         4,229,146              4,036,312              8,281,527              7,778,054

Interest expense on deposits                     1,390,343              1,317,937              2,714,410              2,447,095
Interest expense on FHLB advances                   41,709                 43,709                 83,499                 87,157
Interest expense on short-term borrowings           54,222                 23,155                 90,109                 50,711
                                             -------------        ---------------        ---------------        ---------------

      Total interest expense                     1,486,274              1,384,801              2,888,018              2,584,963
                                             -------------        ---------------        ---------------        ---------------
Net interest income                              2,742,872              2,651,511              5,393,509              5,193,091

Provision for loan losses                          165,000                210,000                330,000                360,000
                                             -------------        ---------------        ---------------        ---------------
Net interest income after
  provision for loan losses                      2,577,872              2,441,511              5,063,509              4,833,091
                                             -------------        ---------------        ---------------        ---------------

Non-interest income:
  Service charges and fees on deposits             176,427                172,286                377,702                329,198
  Gain on sale of SBA loans                            853                 77,947                  1,705                160,775
  Losses on sales of securities                                           (59,788)                                      (59,788)
  Mutual fund sales fees                            34,209                 30,815                 39,657                 43,000
  Other income                                     150,989                410,760                225,995                475,665
                                             -------------        ---------------        ---------------        ---------------
      Total non-interest income                    362,478                632,020                645,059                948,850
                                             -------------        ---------------        ---------------        ---------------

Non-interest expense:
  Salaries and other personnel                     853,451                787,747              1,722,403              1,545,964
  Occupancy and equipment                          239,686                201,296                454,056                393,771
  Advertising and marketing                         24,418                 29,790                 44,686                 49,766
  Legal                                             66,000                 49,000                 96,000                253,750
  Data processing                                   33,536                 36,428                 64,921                 74,036
  FDIC fees                                          5,315                 84,608                  9,701                169,214
  Other operating                                  369,469                375,264                687,599                759,819
                                             -------------        ---------------        ---------------        ---------------
      Total non-interest expense                 1,591,875              1,564,133              3,079,366              3,246,320
                                             -------------        ---------------        ---------------        ---------------

Income before income taxes                       1,348,475              1,509,398              2,629,202              2,535,621

Provision for income taxes                         485,325                581,223                941,349                982,612
                                             -------------        ---------------        ---------------        ---------------

Net income                                   $     863,150        $       928,175        $     1,687,853        $     1,553,009
                                             =============        ===============        ===============        ===============
Net income per share                         $         .20        $           .22        $           .39        $           .38
                                             =============        ===============        ===============        ===============

               (See notes to consolidated financial statements)

                           MERIT HOLDING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (Unaudited)

                                                                                           For the six month period ended
                                                                                                    June 30,
                                                                                             1996                 1995
                                                                                        -------------        ---------------
Cash flows from operating activities:
   Net income                                                                           $   1,687,853        $     1,553,009
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
          Depreciation and amortization                                                       222,025                193,398
          Net amortization of premiums on securities                                           32,859                 (4,917)
          Write down of other real estate                                                                             65,642
          Provision for loan losses                                                           330,000                360,000
          Gain on sale of SBA loans                                                            (1,705)              (160,775)
          Loss on sale of investment securities                                                                       59,788
          Gain on sale of other real estate                                                    (8,642)
          Increase in interest receivable                                                    (124,083)               (68,195)
          Decrease  (increase) in interest payable                                            (99,741)               132,252
          Increase (decrease) in accrued expenses and other liabilities                       140,975                (36,540)
          Decrease (increase) in prepaid expenses and other assets                           (776,701)                37,647
                                                                                        -------------        ---------------

        Net cash provided by operating activities                                           1,402,840              2,131,309
                                                                                        -------------        ---------------

Cash flows from investing activities:
   Purchases of "held to maturity" investment securities                                                            (200,000)
   Purchases of "available for sale" investment securities                                 (3,755,200)            (5,496,664)
   Proceeds from sales of "available for sale" investment securities                                               6,590,253
   Proceeds from maturities of "held to maturity" investment securities                                              712,239
   Proceeds from maturities of "available for sale" investment securities                   2,953,427              3,618,947
   Purchases of Federal Home Loan Bank stock                                                  (46,900)              (116,300)
   Purchases of time deposits with other financial institutions                                                     (497,000)
   Proceeds from sale of other real estate                                                    344,274
   Proceeds from sale of SBA loans                                                                                 1,353,233
   Capital improvements on other real estate                                                  (61,348)
   Loans made to customers, net                                                           (10,749,722)           (12,043,470)
   Capital expenditures                                                                      (315,447)              (153,528)
                                                                                        -------------        ---------------
        Net cash used in investing activities                                             (11,630,916)            (6,232,290)
                                                                                        -------------        ---------------

Cash flows from financing activities:
   Repayment of short-term borrowing                                                                                (430,000)
   Net decrease in Federal Home Loan Bank advances                                            (64,886)               (64,886)
   Net increase in deposits                                                                 8,751,621             12,042,358
   Net increase in securities sold under
      agreements to repurchase                                                              1,441,209              1,159,661
   Exercise of stock warrants                                                                 207,881                299,248
   Purchase of fractional & dissenting shares                                                                           (288)
                                                                                        -------------        ---------------
        Net cash provided by financing activities                                          10,335,825             13,006,093
                                                                                        -------------        ---------------


Net increase in cash and cash equivalents                                                     107,749              8,905,112

Cash and cash equivalents at beginning of period                                           26,752,927             27,700,547
                                                                                        -------------        ---------------

Cash and cash equivalents at end of period                                              $  26,860,676        $    36,605,659
                                                                                        =============        ===============

Supplemental data:
   Interest paid                                                                        $   2,987,757        $     2,258,135
                                                                                        =============        ===============

   Income taxes paid                                                                    $   1,650,000        $     1,552,450
                                                                                        =============        ===============





                (See notes to consolidated financial statements)

                           MERIT HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for Merit Holding Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of trends or results to be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

NOTE 2 - LOANS

Loans are stated at unpaid principal balances, net of unearned income and deferred loan fees. Interest is accrued only if deemed collectible. Generally the Company's policy is not to accrue interest on loans delinquent over ninety days unless the loan is well secured and in the process of collection.




Loans consist of :
(in thousands)
                                                 June 30, 1996                      December 31, 1995
                                                 -------------                      -----------------
Commercial                                       $81,704   56%                      $74,885       56%
Real estate - construction
 and land development                             31,022   22%                       25,898       20%
Real estate - mortgages                           20,115   14%                       21,198       16%
Installment and other
 Consumer                                         10,786    8%                       10,828        8%
Other                                                316    0%                          408        0%
                                                 -------  ---                       -------      ---

                                                 143,943  100%                      133,217      100%
Less allowance for loan losses                    (2,847)                            (2,543)
                                                --------                           --------
                                                $141,096                           $130,674
                                                ========                           ========

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

A provision for loan losses is charged to operations based on management's evaluation of potential losses in the loan portfolio. Such evaluation includes a review of all loans on which full collectibility may not be reasonably assured and considers, among other matters, management's estimate of the fair value of the underlying collateral on specific loans, inherent losses in the loan portfolio, and prevailing and anticipated economic conditions.


Activity in the allowance for loan losses for the six months ended June 30, 1996 and June
30, 1995 follows:
                              June 30, 1996                     June 30,1995
                              -------------                     ------------
Balance, January 1              $2,543,408                        $1,688,805
Provision charged to expense       330,000                           360,000
Net charge-offs                    (26,398)                         (140,018)
                                ----------                        ----------

Balance, June 30                $2,847,010                        $1,908,787
                                ==========                        ==========


NOTE 4 - SECURITIES AVAILABLE FOR SALE

Securities available for sale are reported at fair value, with unrealized gains and losses, net of related income taxes, reported as a separate component of stockholders' equity.

NOTE 5 - NET INCOME PER SHARE

The Company is required to calculate net income per share based on the "modified treasury stock" method. Under this method, net income and weighted average shares are adjusted for the effects of assumed exercise of common stock equivalents. The number of shares used to compute primary and fully diluted earnings per share for the three months and six months ended June 30, 1996 was 4,312,808 and for the three months and six months ended June 30, 1995 was 4,176,116.

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of" ("SFAS 121") requires that an impairment of long-lived assets be recognized if the future cash flows expected from the use of the asset and its eventual disposition is less than the carrying amount of the asset. The Company adopted SFAS 121 in 1996. No material impact on the Company is expected.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS 123") was issued by the Financial Accounting Standards Board during 1995 and is effective for the Company in 1996. SFAS 123 will require the Company to disclose fair value information about stock-based employee compensation plans for periods beginning after January 1, 1995. The Company has not evaluated the impact of this Statement on its financial statements.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the factors that have affected the financial condition and results of operations of Merit Holding Corporation (the "Company") as reflected in the unaudited consolidated financial statements for the three and six months ended June 30, 1996 and 1995. The Company's operating subsidiaries are Mountain National Bank ("Mountain") and Charter Bank & Trust Co. ("Charter").

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's net income for the second quarter of 1996 was $863,150, a 7.0% decrease compared to net income of $928,175 for the same period in 1995. Earnings per share was $.20 in the second quarter of 1996 compared to $.22 for the same period in 1995. Net income for the six months ended June 30, 1996 was $1,687,853 compared to $1,553,009 for the same period of 1995, an 8.7% increase. The decrease in net income in the second quarter of 1996 compared to the same period in 1995 was the result of an increase in net interest income of $91,361, or 3.4%, and a $45,000 reduction in the provision for loan losses compared to the second quarter of 1995. These changes were offset by a decrease of $269,542, or 42.6%, in non-interest income, and an increase of $27,742, or 1.8%, in non-interest expense. The growth in net income for the six month period ended June 30,1996 over the corresponding period in 1995 resulted primarily from an increase of $200,418, or 3.9%, in net interest income, and a decrease of $166,954, or 5.1%, in non-interest expense, offset by a decrease of $303,791, or 32.0%, in non-interest income.

Return on average equity for the three months and six months ended June 30, 1996 was 14.11% and 13.95% on average equity of $24,467,000 and $24,195,000, respectively, as compared to 17.52% and 15.07% on average equity of $21,195,116 and $20,614,364, respectively, for the same periods in 1995. Return on average assets for the three months and six months ended June 30, 1996 was 1.66% and 1.67% on average assets of $208,212,000 and $202,510,000 respectively as compared to 1.97% and 1.70% on average assets of $188,861,061 and $182,654,912 for the same periods in 1995.

Total assets at June 30, 1996 were $216,504,054, a 5.5% increase from $205,250,205 at December 31, 1995. Total average assets for the first six months of 1996 were $202,510,000, up $19,855,000, or 10.9% from the same period in 1995. Average loans for the first six months of 1996 were $134,286,000, up $11,006,000, or 8.9% over the same period in 1995. The loan growth was funded by increased average deposits, up $14,133,000, or 9.1%.

Net interest income for the second quarter of 1996 increased $91,361 or 3.4% over the second quarter of 1995. Net interest income for the six months ended June 30, 1996 increased $200,418 or 3.9% over the same period in 1995. The net interest margin for the three months and six months ended June 30, 1996 was 5.81% and 5.90% respectively on average total earning assets of $188,906,000 and $182,876,000, respectively. For the same periods in 1995, the net interest margin was 6.14% and 6.22% respectively on average earning assets of $172,642,350 and $167,002,984. The increase in net interest income reflects growth in earning assets in 1996 over 1995, partly offset by lower yields on earning assets.

The provision for loan losses for the second quarter of 1996 was $165,000 compared to $210,000 in the second quarter of 1995. The provision for loan losses for the first six months of 1996 was $330,000 compared to $360,000 for the same period in 1995. The allowance for loan losses at June 30, 1996 was $2,847,010 compared to $2,543,408 at December 31, 1995. At June 30, 1996 and
December 31, 1995, the allowance for loan losses represented 1.98% and 1.91% of loans outstanding, respectively. The provision for loan losses and the adequacy of the allowance for loan losses is based upon management's continuing evaluation of the collectibility of the loan portfolio under current economic conditions and includes analysis of underlying collateral value and other factors which could affect that collectibility. Management considers the allowance for loan losses to be adequate based upon evaluations of specific loans, internal loan rating systems, guidelines provided by the banking regulatory authorities governing Mountain and Charter, and an annual independent loan review performed by a consultant.

Through the six months ended June 30, 1996, charged-off loans totaled $26,398, net of recoveries, or 0.02% of total loans outstanding. This compares to $140,018 or 0.11% through the six months ended June 30, 1995. The ratio of non-performing loans (including loans 90 days or more past due) to total outstanding loans was 0.88% at June 30, 1996 compared to .97% at December 31, 1995 and 1.01% at June 30, 1995. Included in non-performing assets are four loan participations purchased by Mountain. As is customary in evaluating participation loan agreements, Mountain had underwritten the credit worthiness of the underlying debtor. The original participating lender defaulted on its obligation to a large regional Southeastern bank which has now stated it does not consider Mountain a participant. While Mountain disputes this, two of the underlying debtors paid off their loans in 1995 and a third paid off in February 1996 without benefit being passed to Mountain. The remaining debtor is in negotiations with the lender for the liquidation of its debt. Mountain has made demand on the lender (original and successor) for payment of its portion of these payoffs.

At June 30, 1996, the Company owned five foreclosed residential properties carried in other real estate owned totaling $444,389. The Company does not anticipate any material loss on the sale of these properties.

At June 30, 1996, the Company had $5,938,764 in short-term borrowings compared to $4,497,555 at year ended December 31, 1995. Short-term borrowings consist of repurchase agreements with customers. Long-term debt at June 30, 1996 was $2,418,830 compared to $2,483,716 at year end December 31, 1995. Long-term debt consists of advances from the Federal Home Loan Bank of Atlanta for the purpose of match funding loans.

Non-interest income decreased $269,542 or 42.6% during the second quarter of 1996 compared to the same period in 1995, and decreased $303,791, or 32.0%, for the first six months of 1996 compared to the same period in 1995. Management decided in late 1995 to discontinue selling SBA loans originated by the Company and instead hold the loans in the loan portfolio. This change resulted in a decrease of $77,094, or 98.9%, in gains on sale of SBA loans in the second quarter of 1996, compared to the comparable period in 1995, and to a decrease of $159,070, or 98.9%, for the first six months of 1996 over 1995. Other income decreased $259,771 and $249,670, for the second quarter and first six months of 1996, compared to the same periods in 1995, because the company realized a one-time gain of $347, 522 on the sale of publicly traded stock in the second quarter of 1995. These declines were offset by higher service charges on deposits, up $4,141, or 2.4%, in the second quarter of 1996 compared to 1995, and up $48,504, or 14.7%, for the first six months of 1996 compared to 1995.
The company sold investment securities in the second quarter of 1995, incurring a loss of $59,788. No securities were sold during the first six months of 1996.

Non-interest expense increased $27,742, or 1.8%, for the quarter ended June 30, 1996 as compared to the same period in 1995. Occupancy and equipment expense increased $38,390, or 19.1%, in the second quarter of 1996 compared to the same period in 1995 partly resulting from Mountain opening a new combined branch/operations center in April, 1996. Legal expense increased $17,000, or 34.7%, for the second quarter of 1996 compared to the same period in 1995. FDIC insurance assessment fees paid in the quarter ended June 30, 1996 were $79,293 less than the same period in 1995, as the result of the FDIC cutting the assessment fee after the full funding of the Bank Insurance Fund in 1995. Salaries and other personnel expenses increased $65,704, or 8.3%, to manage continued growth. Other operating expenses decreased $5,795, or 1.5%, in the second quarter of 1996 compared to 1995.

Non-interest expense for the six months ended June 30, 1996 decreased $166,954, or 5.1%, over the same period in 1995. Salaries and other personnel expenses increased $176,439, or 11.4%, to manage continued growth. Occupancy and equipment expense increased $60,285, or 15.3%, in the first six months of 1996 compared to the same period in 1995, for the reason explained in the preceding paragraph. Legal expense decreased $157,750, or 62.2%, for the first half of 1996 compared to the same period in 1995 due to expenses incurred in 1995 related to settlement costs of three lawsuits. FDIC insurance assessment fees paid in the six months ended June 30, 1996 were $159,513 less than the same period in 1995, for the same reason cited in the preceding paragraph. Other operating expenses decreased $72,220, or 9.5%, in the second quarter of 1996 compared to 1995, as management continues to closely monitor operating expenses.

CAPITAL ADEQUACY

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations establish minimum requirements for risk-based capital of 4% for core capital (tier I), 8% for total risk-based capital and 3% for the leverage ratio. At June 30, 1996 the Company's tier I risk-based capital was 14.20% and total risk-based capital was 15.62%, compared to 14.53% and 16.08% at year-ended December 31, 1995, respectively. At June 30, 1996 the Company's leverage ratio was 12.31% compared to 11.79% at December 31, 1995.

LIQUIDITY

The goal of liquidity management is to ensure the availability of an adequate level of funds to meet the loan demand and deposit withdrawal needs of the Company's customers. The Company does not anticipate any events which would require liquidity beyond that which is available through deposit growth, federal funds balances, or investment portfolio maturities. The Company actively manages the levels, types and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times. There are no known trends or any known commitments or uncertainties that will result in the Company's liquidity increasing or decreasing in any material way.

Part II.  OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS FOR VOTE OF SECURITY HOLDERS.

         On May 9, 1996, the Company held its 1996 Annual Meeting of Shareholders. At the meeting, the following persons were elected to serve on the Company's Board of Directors for a term of one year and until their successors are elected and have qualified: J. Randall Carroll, Michael J. Coles, Ronald H. Francis, Patrick H. Hickok and Walter J. McCloud, II. The number of votes cast for and against the election of each nominee for director was as follows:



         Director                        For              Withhold
         ---------------------           ---              --------
         J. Randall Carroll           2,315,268              201
         Michael J. Coles             2,312,945            2,524
         Ronald H. Francis            2,309,231            6,238
         Patrick H. Hickok            2,315,268              201
         Walter J. McCloud, II        2,315,268              201




Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a) Exhibit 27 - Financial Data Schedule (SEC use only)

     (b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES




In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    MERIT HOLDING CORPORATION



Date:  August 8, 1996               J. Randall Carroll
       --------------               -------------------------------------------
                                    J. Randall Carroll
                                    Chairman and Chief Executive Officer




Date:  August 8, 1996               Ronald H. Francis
       --------------               -------------------------------------------
                                    Ronald H. Francis
                                    President and Chief Financial Officer
                                    (principal financial and accounting officer)